Form 10QSB
period 1999-03-31
ACCORD VENTURES INC
filed 1999-06-24
CIK 1071832

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended                       March 31, 1999
                                                     --------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________  to _______________________


Commission File number             0-25493
                       _____________________________________


                              ACCORD VENTURES INC.
               (Exact name of registrant as specified in charter)


           Nevada                                          98-019-9141
        ----------                                         -------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

  Suite 1 - 1224 Avenue Road
    Toronto, Ontario, Canada                                 M5N 2G6
 --------------------------------                           ----------
(Address of principal executive offices)                     (Zip Code)

                               1 - 604 - 688-3931
                     -------------------------------------
               Registrant's telephone number, including area code

         --------------------------------------------------------------
      (Former name, address, and fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and ( ) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

           Class                            Outstanding as of June 23, 1999
        ----------                           -------------------------------

Common Stock, $0.001 per share                          9,680,000

                                      INDEX



                                                                                            Page
PART 1.                                                                                    Number
                                                                                          --------


  ITEM 1.           Financial Statements (unaudited)................................ ..       3

                    Balance Sheet as at March 31, 1999 ................................       4

                    Statement of Operations
                      For  the three  months  ended  March 31, 1999 and
                           for the period from September 15, 1998 (Date
                           of Incorporation) to March 31, 1999.........................       5

                    Statement of Changes in Shareholders' Equity
                      For the period from September 15, 1998 (Date of
                          Incorporation) to March 31, 1999.............................       6

                    Statement of Cash Flows
                      For the three  months  ended  March 31, 1999 and
                          for the period from September 15, 1998 (Date
                          of Incorporation) to March 31, 1999..........................       7

                    Notes to the Financial Statements..................................       8

 ITEM 2.            Plan of Operations.................................................       11


PART 11             Signatures..........................................................      12




                         PART 1 - FINANCIAL INFORMATION
                 ----------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS
                 ----------------------------------------------


The accompanying balance sheet of Accord Ventures Inc. (a development stage company) at March 31, 1999 and the statement of operations and statement of cash flow for the three months ended March 31, 1999 and for the period from September 15, 1998 (date of incorporation) to March 31, 1999 and the statement of stockholders' equity for the period from September 15, 1998 (date of incorporation) to March 31, 1999 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 1999, are not necessarily indicative of the results that can be expected for the year ending June 30, 1999.

                              ACCORD VENTURES INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                 March 31, 1999

                      (Unaudited - Prepared by Management)


ASSETS

CURRENT ASSETS
     Bank                                                          $        310

OTHER  ASSETS
     Mining claim - Note 3                                               25,000
                                                                     -----------

                                                                   $     25,310
                                                                     ===========
LIABILITIES
      Accounts payable and accrued liabilities                     $         35
                                                                     -----------
STOCKHOLDERS' EQUITY
     Common stock
           200,000,000 shares authorized, at $0.001 par
           value, 9,680,000 shares issued and outstanding                 9,680
     Capital in excess of par value                                      40,070
     Deficit accumulated during the development stage                   (24,475)
                                                                      ----------
           Total Stockholders' Equity                                    25,275
                                                                      ----------
                                                                     $   25,310
                                                                      ==========



                   The accompanying notes are an integral part
                    of these unaudited financial statements.

                              ACCORD VENTURES INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

          For the three months ended March 31, 1999 and for period from September 15, 1998 (Date of Inception) to March 31, 1999

                      (Unaudited - Prepared by Management)



                                                FOR THE THREE         FROM INCEPTION
                                                 MONTHS ENDED                TO
                                                 MARCH 31, 1999        MARCH 31, 1999
                                                ---------------        ---------------

SALES                                           $             -       $        -
                                                  -------------        -----------
GENERAL  AND  ADMINISTRATIVE  EXPENSES:
     Accounting and audit                              1,550                5,950
     Bank charges and interest                            19                  156
     Filing fees - Edgar system                        1,270                1,270
     Geological report                                    -                 1,657
     Incorporation costs written-off                      -                   670
     Legal                                                -                 2,500
     Office expenses                                   1,724                1,786
     Promotion and entertainment                          -                 4,881
     Transfer agent's fees                                -                 2,860
     Travel                                               -                 2,745
                                                  ------------             -------
NET LOSS                                          $    4,563             $ 24,475
                                                    ========              =======
NET LOSS PER COMMON SHARE
     Basic                                        $    0.001             $  0.002
                                                    ========               ======
AVERAGE OUTSTANDING SHARES
     Basic                                         9,680,000            9,680,000
                                                   =========             =========



                   The accompanying notes are an integral part
                    of these unaudited financial statements.

                              ACCORD VENTURES INC.
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

           For the period from September 15, 1998 (Date of Inception)
                                to March 31, 1999

                      (Unaudited - Prepared by Management)



                                                                                       CAPITAL IN
                                                                   COMMON  STOCK        EXCESS OF       ACCUMULATED
                                                                SHARES     AMOUNT       PAR VALUE          DEFICIT
                                                                -------    ------      -----------      ------------

BALANCE SEPTEMBER 15, 1998 (date of inception)                    -        $   -       $    -             $    -

Issuance of common shares for cash at
     $0.0015 - September 21, 1998                             4,500,000      4,500        2,250                -

Issuance of common shares for cash at
     $0.002 - September 22, 1998                              5,000,000      5,000        5,000                -

Issuance of common shares for cash at
     $0.10 - October 1, 1998                                     30,000         30        2,970                -

Issuance of common shares for cash at
     $0.20 - October 15, 1998                                   150,000        150       29,850                -

Net operating loss for the period from
     September 15, 1998 to March 31, 1999                           -          -            -             (24,475)
                                                              ---------    -------     ---------         ----------
BALANCE MARCH 31, 1999                                        9,680,000    $ 9,680     $  40,070         $ (24,475)
                                                              =========    ========     =========         ========




              The accompanying notes are an integral part of these
                        unaudited financial statements.

                              ACCORD VENTURES INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

        For the three months ended March 31, 1999 and for the period from September 15, 1998 (Date of Inception) to March 31, 1999

                      (Unaudited - Prepared by Management)


                                                               FOR THE THREE         FROM INCEPTION
                                                                MONTHS ENDED               TO
                                                               MARCH 31, 1999        MARCH 31, 1999
                                                               --------------        --------------

CASH FLOWS FROM
     OPERATING ACTIVITIES:
     Net loss                                                  $   (4,563)              $    (24,475)
     Adjustments  to  reconcile  net  loss to net  cash
        provided  by  operating  activities:

          Increase in accounts payable                                 35                         35
                                                                 ---------                 ----------
               Net Cash from Operations                            (4,528)                   (24,440)
                                                                                            ---------
CASH FLOWS FROM INVESTING
     ACTIVITIES:
     Mineral claim                                                     -                     (25,000)
                                                                 -----------                 ---------
CASH FLOWS FROM FINANCING
     ACTIVITIES:
          Proceeds from issuance of common stock                       -                      49,750
                                                                 -----------                 ---------
     Net Increase in Cash                                           (4,528)                      310
     Cash at Beginning of Period                                     4,838                        -
                                                                  ----------               -----------
     CASH AT END OF PERIOD                                      $      310              $        310
                                                                  ===========              ===========




                 The accompanying notes are an integral part of
                      these unaudited financial statements.

                              ACCORD VENTURES INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1999

                      (Unaudited - Prepared by Management)


1.       ORGANIZATION

         The Company was incorporated under the laws of the State of Nevada on September 15, 1998 with the authorized common shares of 200,000,000 shares at $0.001 par value.

         The Company was organized for the purpose of developing mineral properties. As at the date of the balance sheet a mineral property has been acquired (Note 3).

         The Company is in the development stage.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Methods
         ------------------

         The Company recognizes income and expenses based on the accrual method of accounting.

         Dividend Policy
         ---------------

         The Company has not yet adopted a policy regarding payment of dividends.

         Income Taxes
         ------------

         The Company has elected a fiscal year of June 30 but has not completed a full operating period and therefore has not filed any income tax returns.

         Loss per Share
         --------------

         Loss per share amounts are computed based on the weighted average number of shares actually outstanding using the treasury stock method in accordance with FABS Statement No. 128.

         Cash and Cash Equivalents
         -------------------------

         The Company considers all highly liquid instruments purchased with a maturity, at the time of purchase, of less than three months, to be cash equivalents.

                              ACCORD VENTURES INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1999

                      (Unaudited - Prepared by Management)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         Foreign Currency Translation
         ----------------------------

         The translations of the Company completed in Canadian dollars have been translated to US dollars. Assets and liabilities are translated at the year end exchange rates and the income and expenses at the average rates of exchange prevailing during the period reported on.

         Amortization of Capitalized Mining Claim Costs
         ----------------------------------------------

         The Company will use successful efforts method to amortize the capitalized costs of its mining claims which provides for capitalizing the purchase price of the project and the additional costs directly related to providing the properties, and amortizing these amounts over the life of the mineral deposit. All other costs are expensed as incurred.

         Financial Instruments
         ---------------------

         The carrying amounts of financial instruments, including cash, prepaid expenses and deferred offering costs are considered by management to be their standard fair values. These values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

         Estimates and Assumptions
         -------------------------

         Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimated and assumption affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.


3.       MINING CLAIMS

         On September 25, 1998, the Company entered into a Purchase Agreement with Lui Holdings Ltd., a company incorporated under the laws of British Columbia, Canada,

                              ACCORD VENTURES INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1999

                      (Unaudited - Prepared by Management)


3.       MINING CLAIMS - CONTINUED

         whereby it has agreed to acquire a mineral claim located in Semple Township in the Porcupine Mining District of Ontario, Canada for the total consideration of $25,000. The Company is required to make full payment on or before sixty days from the date of signing the above noted Purchase Agreement; being no later than November 24, 1998.

         Upon payment of the above noted amount the Company will own the claim 100% and Lui Holdings Ltd. will have no further rights or interest in the claim.


4.       RELATED PARTY TRANSACTIONS

         Related parties acquired 46.49% of the common shares issued for cash.

         The officers and directors of the Company are involved in other business activities and they may, in the future, become involved in additional business ventures which also may require their attention. If specific business opportunities become available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has formulated no policy for the resolution of such conflicts.


5.       GOING CONCERN

         Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate in the future.

         Management recognizes that, if it is unable to raise additional capital, the Company cannot operate in the future.

                 ----------------------------------------------

                           ITEM 2. PLAN OF OPERATIONS

                 ----------------------------------------------

The Company's management will concentrate its efforts on the Semple Township property in Timmins, Ontario during 1999. It is the intention of management to investigate other mineral properties in the future but no effort has been made to date to identify or to negotiate the terms for acquiring additional mineral properties. Continuation of the Company as a going concern is dependent upon obtaining additional working capital either from advances from its officers and/or directors, bank financing or by way of an issuance of its capital stock. Until financing has been arranged it is the intention of the directors and officers of the Company to pay for future expenses of the Company as short term loans.


Liquidity and Capital Resources
-------------------------------

The Company will need additional working capital to finance its activities on the Semple mineral claims.


Results of Operations
---------------------

The Company has had no operations during this reporting period.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                            ACCORD VENTURES INC.
                                                                (Registrant)




       June 23, 1999                             /s/     "Allan Wilson"
     ------------------                      --------------------------------
          Date                             Allan Wilson - President and Director


       June 23, 1999                            /s/     "David Zosiak"
     ------------------                     ---------------------------------
          Date                            David Zosiak - Secretary Treasurer and
                                                         Director