Form 10KSB
period 1998-06-30
ACCORD VENTURES INC
filed 1999-10-05
CIK 1071832

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended                   June 30, 1998
                                   ---------------------------------------------

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transaction period from                    to
                                     -------------------   ---------------------

     Commission File number             0 - 25493
                            ----------------------------------------------------

                              ACCORD VENTURES INC.
               (Exact name of registrant as specified in charter)

                  Nevada                                      98-019-9141
State or other jurisdiction of incorporation          (I.R.S. Employee I.D. No.)
             or organization

Suite 1 - 1224 Avenue Road, Toronto,
         Ontario, Canada                                        M5N 2G6
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code               1-416-703-5888

Securities registered pursuant to section 12 (b) of the Act:

Title of each share                   Name of each exchange on which registered
        None                                           None

Securities registered pursuant to Section 12 (g) of the Act:

      None
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes [ ]  No [X]                    (2)      Yes [X]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:    $        -0-
                                                               ---------------

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As at June 30, 1999, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

   (THE COMPANY INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of June 30, 1999, the Company has 9,680,000 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of this Form 10-KSB (eg., Part I, Part II, etc.) into which the documents is incorporated:

         (1)      Any annual report to security holders;

         (2)      Any proxy or other information statement;

         (3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities act of 1933.

NONE

                                TABLE OF CONTENTS


PART 1
                                                                                                    Page
                                                                                                    ----
ITEM 1.          DESCRIPTION OF BUSINESS                                                               4

ITEM 2.          DESCRIPTION OF PROPERTY                                                               4

ITEM 3.          LEGAL PROCEEDINGS                                                                     4

ITEM 4.          SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS                                   5

PART II

ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
                                                                                                       5

ITEM 6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                                                                                       5

ITEM 7.          FINANCIAL STATEMENTS                                                                  6

ITEM 8.          CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
                 ACCOUNTING  AND  FINANCIAL DISCLOSURE                                                 6

PART III

ITEM 9.          DIRECTORS, EXECUTIVE OFFICERS,  PROMOTERS, AND CONTROL
                 PERSONS, COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT
                                                                                                       6
ITEM 10.         EXECUTIVE COMPENSATION                                                                9

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT                         10

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                        11

PART IV

ITEM 13.         EXHIBITS                                                                              11

                                     PART 1


                         ITEM 1. DESCRIPTION OF BUSINESS


History and Organization

Accord Ventures Inc., a Nevada corporation (the "Company"), was incorporated on September 15, 1998. The Company has no subsidiaries and no affiliated companies. The Company's executive offices are located at Suite 1 - 1224 Avenue Road, Toronto, Ontario, Canada, M5N 2G6.

The Company's articles of incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. As at June 30, 1999 there were 9,680,000 shares outstanding.

The Company is engaged in the exploration stage without assurance that reserves exist in its mineral exploration project until further exploration work has been done and economic evaluation based on such work concludes economic feasibility.


                        ITEM 2. DESCRIPTION OF PROPERTIES


On September 24, 1998, the Company entered into a Purchase Agreement with Lui Holdings Ltd. whereby for the sum of $25,000 it acquired a 100% interest in the property described as P 1228789 (the "property") in the Semple Township of Ontario, Canada.

Under the above noted Agreement, the Company was required to pay the full purchase price within sixty days of signing the agreement. The purchase price was paid on October 22, 1998. In addition, the Company agreed to have a geological report prepared on the property at its own expense. Once the purchase price was paid, Lui Holdings Ltd. had no further rights or claims to the mineral property.

The Company does not own any other property other than the rights to the minerals located on the Semple Township property.


                            ITEM 3. LEGAL PROCEEDINGS


There are no legal proceedings to which the Company is a party or to which its property is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS


No matters were submitted to a vote of shareholders of the Company during the fiscal year ended June 30, 1999.

                                     PART II


        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


During the past year there has been no established trading market for the Company's common stock. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As at June 30, 1999 the Company had 51 shareholders.


        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


         Overview

The Company was incorporated on September 15, 1998 under the laws of the State of Nevada. The Company's articles of incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. As at June 30, 1999 there were 9,680,000 shares outstanding. The Company is engaged in the exploration stage without assurance that reserves exist in its mineral exploration project until further exploration work has been done and economic evaluation based on such work concludes economic feasibility.

The Company is in the development stage. The Registrant has a quotation on the OTC Bulletin Board. The Company has no revenue to date from the exploration of its mineral property, and its ability to effect its plans for the future will depend on the availability of financing. Such financing will be required to develop the Company's mineral property to a stage where a decision can be made by management as to whether an ore body exists and can be successfully brought into production. The Company anticipates obtaining such funds from its directors and officers, financial institutions or by way of the sale of its capital stock in the future, but there can be no assurance that the Company will be successful in obtaining additional capital for exploration activities from the sale of its capital stock or in otherwise raising substantial capital.

The Company has not done any exploration work on its mineral property since its original purchase of the property.

Liquidity and Capital Resources

As at June 30, 1999, the Company had $3,267 of assets, and $6,006 of liabilities, including cash or cash equivalents amounting to $3,267. Of the $6,006 in liabilities, $3,267 is owed to a related party.

The Company has no contractual obligations for either lease premises, employment agreements or work commitments on the Semple Township properties and has made no commitments to acquire any asset of any nature.

Results of Operations

Since inception the Company has purchased the Semple Township properties but has not yet been involved in any exploration work on this property.



                          ITEM 7. FINANCIAL STATEMENTS


The financial statements of the Company are included following the signature page to this Form 10-SB.


             ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE


From inception to date, the Company's principal accountant is Andersen Andersen & Strong, L.C. of Salt Lake City, Utah. The firm's report for the period from inception to June 30, 1999 did not contain any adverse opinion or disclaimer, nor were there any disagreements between management and the Company's accountants.

                                    PART 111


              ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS,
                      AND CONTROL PERSONS; COMPLIANCE WITH
                       SECTION 16 (a) OF THE EXCHANGE ACT


The following table sets forth as of June 30, 1999, the name, age, and position of each executive officers and directors and the term of office of each director of the Company.

                                                                                              Term as
                                                                                              Director
            Name               Age                       Position Held                         Since
            ----               ---                       -------------                         -----
     Allan Wilson               58            President and Director                            1998

     David Zosiak               34            Secretary Treasurer and                           1998
                                                    Director

     Paul Berry                 53            Director                                          1998

Each director of the Company serves for a term of one year and until his successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until his successor is elected at the annual general meeting of the board of directors and is qualified.

Set forth below is certain biographical information regarding each of the Company's executive officers and directors.

ALLAN WILSON graduated from high school in Ontario. From 1987 to 1989 he was employed as general manager for Agnico Eagle Mines in the Port of Newcastle before accepting a position as general manager for Bramelea Ltd. He was employed with Bramelea from 1989 to 1996 when be became an independent management consultant.

DAVID ZOSIAK graduated from Centennial Senior Secondary School in 1981 and subsequently attended Douglas College where he obtained a marketing management diploma in 1984. Subsequent to graduation he become employed with McDermid St. Lawrence Chisholm Ltd., a brokerage house in Vancouver, Canada where he worked as a sales assistant. From 1991 to 1994 he was employed by Esso Avitat as a driver for fuel trucks and other assorted assignments. In 1994 he was employed by Georgia Pacific Securities as a stockbroker before changing firms and moving to Wolverton Securities in 1995 where he worked with a national and international clientele to achieve their financial portfolio goals. In 1997 he became an investors relations consultant for Westview Capital Group Inc., a private company based in Vancouver, who liaises with shareholders of Southview Resources Inc., a public company listed on the Alberta Stock Exchange, and Trans Gold Explorations Inc., a public company listed on the Canadian Dealers Network
(CDN) in Toronto, Ontario, regarding the status of their investments.

PAUL BERRY attended Upper Canada College from 1952 to 1961 before attending Cantab College from 1961 to 1964. Subsequent to attending college he took various industrial marketing courses at Ryerson School of Technology in Toronto, Ontario. Upon graduation he was employed by C.T.S. Industrial Sales Ltd. from 1965 to 1970 where he marketed mill supplies before becoming sales manager of the operation. From 1970 to 1979 he was employed by Apollo Dynamic Corporation as Vice-President of Sales. Subsequently he was employed as a sales engineer for Gray Engineering Group Inc. where he managed all sales and projects in Ontario. From 1981 to 1989 he was employed by PRO-DYNE Equipment Inc. where he was the president until the business was sold in 1989. Currently he is employed as a leasing consultant for JWB Auto Leasing Inc. which is a medium sized independent leasing company specializing in individual and fleet vehicles.

To the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

(1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by the court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filings;

(2)   was  convicted  in a  criminal  proceeding  or named  subject of a pending
      criminal   proceeding   (excluding  traffic  violations  and  other  minor
      offenses);

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

      (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

      (ii)  engaging in any type of business practice; or

      (iii) engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activities;

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

               COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The Company knows of no director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to Section 12 ("Reporting Person") that failed to file any reports required to be furnished pursuant to Section 16(a). Other than those disclosed below, the registrant knows of no Reporting Person that failed to file the required reports during the most recent fiscal year.

The following table sets forth as at June 30, 1999, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16 (a) during the most recent fiscal year.

Name                                Position                  Report to be Filed
----                                --------                  ------------------
Allan Wilson               President and Director                    Form 3

David Zosiak               Secretary Treasurer and                   Form 3
                           Director

Paul Berry                 Director                                  Form 3



                         ITEM 10. EXECUTIVE COMPENSATION


CASH COMPENSATION

There was no cash compensation paid to any director or executive officer of the Company during the fiscal year ended June 30, 1999.

BONUSES AND DEFERRED COMPENSATION

None

COMPENSATION PURSUANT TO PLANS

None

PENSION TABLE

None

OTHER COMPENSATION

None

COMPENSATION OF DIRECTORS

None

TERMINATION OF EMPLOYMENT

There  are no  compensatory  plans or  arrangements,  including  payments  to be received from the Company, with respect to any person named in Cash Consideration set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.



            ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT


The following table sets forth as at June 30, 1999, the name and address and the number of shares of the Company's common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.


             Name and Address                                                   Amount
               of Beneficial                        Nature of               of Beneficial              Percent
                  Owner                           Ownership (1)               Ownership               of Class
                  ------                          ----------                  ----------              --------

       ALLAN WILSON                                   Direct                  2,000,000                 20.66%
       Suite 1 - Avenue Road
       Toronto, Ontario
       Canada, M5N 2G6

       DAVID ZOSIAK                                   Direct                  2,000,000                 20.66%
       2267 Lorraine Avenue
       Coquitlam, British Columbia
       Canada, V3K 2M8

       PAUL BERRY                                     Direct                    500,000                  5.17%
       17 Brownlee Drive
       R.R. #1
       Bradford, Ontario
       Canada, L3Z 2A4

       All Officers and Directors                     Direct                  4,500,000                  46.49%
       as a Group ( 3 persons )

(1) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


TRANSACTIONS WITH MANAGEMENT AND OTHERS

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of the Company and during its current fiscal period, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

INDEBTEDNESS OF MANAGEMENT

There were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a part, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of the common shares of the Company's capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

TRANSACTIONS WITH PROMOTERS

The Company does not have promoters and has no transactions with any promoters.


                                     PART IV


                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


(a)  (1)    FINANCIAL STATEMENTS.

The following financial statements are included in this report:

Title of Document                                                          Page
-----------------                                                          ----
Report of Andersen, Andersen & Strong, Certified Public Accountants          13

Balance Sheet as at June 30, 1999                                            14

Statement of Operations for the period from September 15, 1998 (Date
         of Inception) to June 30, 1999                                      15

Statement in Changes in Stockholders' Equity for the period from
         September 15, 1998 (Date of Inception) to June 30, 1999             16

Statement of Cash Flows for the period from September 15, 1998 (Date
         of Inception) to June 30, 1999                                      17

Notes to the Financial Statements                                            18

(a)  (2)   FINANCIAL STATEMENT SCHEDULES

The following financial statement schedules are included as part of this report:

None.

(a)  (3)   EXHIBITS

The following exhibits are included as part of this report by reference:

None.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in its capacities and on the date indicated:


                                                     ACCORD VENTURES INC.


Date:    October 5, 1999                    By:     /s/  "Allan Wilson"
                                            ------------------------------------
                                            Allan Wilson, President and Director


Date:    October 5, 1999                    By:    /s/  "David Zosiak"
                                            ------------------------------------
                                             David Zosiak, Secretary Treasurer
                                                         and Director


ANDERSEN ANDERSEN & STRONG, L.C.                               941 East 3300 South, Suite 220
Certified Public Accountants and Business Consultants Board       Salt Lake City, Utah, 84106
Member SEC Practice Section of the AICPA                               Telephone 801-486-0096
                                                                             Fax 801-486-0098
                                                                   E-mail Kandersen @ msn.com

Board of Directors
Accord Ventures, Inc.
Vancouver B. C. Canada

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Accord Ventures, Inc. (a development stage company) at June 30, 1999, and the statement of operations, stockholders' equity, and cash flows for the period from September 15, 1998 (date of inception) to June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Accord Ventures, Inc. at June 30, 1999, and the results of operations, and cash flows for the period from September 15, 1998 (date of inception) to June 30, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and will need additional working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 5 . These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Salt Lake City, Utah                           /s/  "Andersen Andersen & Strong"
September 22, 1999






         A member of ACF International with affiliated offices worldwide

                              ACCORD VENTURES, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  June 30, 1999



ASSETS

CURRENT ASSETS

     Cash                                                       $   3,267
                                                                   ------

           Total Current Assets                                     3,267
                                                                   ------

OTHER ASSETS

     Mineral lease - Note 3                                             -
                                                                   ------

                                                                 $  3,267
                                                                   ======
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

      Accounts payable - related party                          $   3,000
      Accounts payable                                          $   3,006
                                                                   ------

            Total Current Liabilities                               6,006
                                                                   ------

STOCKHOLDERS' EQUITY

Common stock

      200,000,000 shares authorized, at $0.001 par
      value; 9,680,000 shares issued and outstanding                9,680

Capital in excess of par value                                     40,070

Deficit accumulated during the development stage                  (52,489)
                                                                  -------

Total Stockholders' Equity                                         (2,739)
                                                                   ------

                                                                 $  3,267
                                                                   ======





   The accompanying notes are an integral part of these financial statements.

                              ACCORD VENTURES, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                     For the Period from September 15 , 1998
                      (Date of Inception) to June 30, 1999



REVENUES                                          $       -

EXPENSES                                             52,489
                                                  ---------

NET LOSS                                          $ (52,489)
                                                  =========



NET LOSS PER COMMON SHARE

     Basic                                        $       -
                                                  =========


AVERAGE OUTSTANDING SHARES

     Basic                                        9,061,310
                                                  =========







   The accompanying notes are an integral part of these financial statements.

                              ACCCORD VENTURES, INC
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            For the Period from September 15,1998 (Date of Inception)
                                to June 30, 1999

                                                                              Capital in
                                                         Common Stock          Excess of           Accumulated
                                                     Shares        Amount      Par Value             Deficit
                                                     ------        ------      ---------             -------
Balance September 15, 1998 (date of inception)            -        $    -       $     -              $     -

Issuance of common stock for cash
  at $.0015 - September 28, 1998                  4,500,000         4,500         2,250                    -

Issuance of common stock for cash
  at $.002- September 29, 1998                    5,000,000         5,000         5,000                    -

Issuance of common stock for cash
  at $.10 - October 1, 1998                          30,000            30         2,970                    -

Issuance of common stock for cash
  at $.20 - October 15, 1998                        150,000           150        29,850                    -


Net operating loss for the period from
    September 15, 1998 to June 30, 1999                   -             -             -              (52,489)
                                                                                          .                   .                  .
                                                   ---------       ---------    --------            --------

Balance June 30, 1999                              9,680,000     $   9,680         $  40,070        $(52,489)
                                                   =========         =====            ======        ========







   The accompanying notes are an integral part of these financial statements.

                              ACCORD VENTURES, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                     For the Period from September 15, 1998
                      (Date of Inception) to June 30, 1999




CASH FLOWS FROM
     OPERATING ACTIVITIES:

Net loss                                               $  (52,489)

Adjustments to reconcile net loss to
    net cash provided by operating
    activities:

    Change in accounts payable                              6,006
                                                          --------

Net Cash From Operations                                  (46,483)

CASH FLOWS FROM INVESTING
    ACTIVITIES:

Purchase of mineral lease                                 (     -)
                                                          --------

CASH FLOWS FROM FINANCING
    ACTIVITIES:

       Proceeds from issuance of common stock              49,750
                                                          --------

Net Increase in Cash                                        3,267

Cash at Beginning of Period                                     -

Cash at End of Period                                   $   3,267
                                                           =======









   The accompanying notes are an integral part of these financial statements.

                              ACCORD VENTURES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


1.    ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on September 15, 1998 with authorized common stock of 200,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties.

The Company is in the development stage.

Since its inception the Company has completed three Regulation D offerings of 5,180,000 shares of its capital stock for cash.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICILES

Accounting, Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

On June 30, 1999, the Company had a net operating loss carry forward of $52,489. The tax benefit from the loss carry forward has been fully offset by valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire in 2019.

Earning (Loss) Per Share

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding using the treasury stock method in accordance with FASB statement No. 128.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity, at the time of purchase, of less than three months, to be cash equivalents.

Amortization of Capitalized Mineral Lease Costs

Cost of acquisition, exploration, carrying, and retaining unproven properties are expensed as incurred. Cost incurred in proving and developing a property ready for production are capitalized and amortized over the life of the mineral deposit or over a shorter period if the property is shown to have an impairment in value. Expenditures for mining equipment are capitalized and depreciated over their useful life.

                             ACCORD RESOURCES, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)



Environmental Requirements

At the report date environmental requirements related to the mineral claims acquired (note 3) are unknown and therefore an estimate of any future cost cannot be made.

Financial Instruments

The carrying amounts of financial instruments, including cash, and accounts payable, are considered by management to be their estimated fair values. These values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

3.    PURCHASE OF MINERAL LEASES

The Company acquired a 16 unit metric lease for $25,000, located in Semple Township in the Porcupine Mining District of Ontario, Canada.

The claims have not been proven to have a commercial minable ore reserve and therefore all costs for exploration and retaining the properties have been expensed.

The claims may be retained by the Company only upon a yearly payment, or an equal amount of assessment work, of $6,400CD which is due starting September 24, 2000. The payment for September 24, 1999 has been paid.

4.    RELATED PARTY TRANSACTIONS

Related parties have acquired 47% of the common stock issued for cash.
A related party has loaned the Company $3,000. The amount does not carry a due date or interest.

5.    GOING CONCERN

The Company will need additional working capital to be successful in its planned activities and therefore continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.