Form 10KSB/A
period 1998-06-30
ACCORD VENTURES INC
filed 1999-10-06
CIK 1071832

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB-A

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended                   June 30, 1999
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