Form 10QSB
period 1999-09-30
ACCORD VENTURES INC
filed 1999-10-12
CIK 1071832

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1999
                               -------------------------------------------------

(  )     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (D) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                                  to
                               --------------------------------    -------------

Commission File number                      0-25493
                      ----------------------------------------------------------

                              ACCORD VENTURES INC.
          ------------------------------------------------------------
               (Exact name of registrant as specified in charter)


           Nevada                                     98-019-9141
      ---------------                                 -----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

     Suite 1 - 1224 Avenue Road
       Toronto, Ontario, Canada                                        M5N 2G6
---------------------------------------                              -----------
(Address of principal executive offices)                              (Zip Code)

                                1 - 416-703-5888
               --------------------------------------------------
               Registrant's telephone number, including area code

      (Former name, address, and fiscal year, if changed since last report)
      ---------------------------------------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and ( ) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


                Class                         Outstanding as of October 6, 1999
         ---------------------                ---------------------------------
    Common Stock, $0.001 per share                         9,680,000

                                      INDEX

Page
PART 1.
Number
------

   ITEM 1.  Financial Statements (unaudited).................................  3

            Balance Sheet as at September 30, 1999 ..........................  4

            Statement of Operations
               For the three months ended September 30, 1999, for
               the three months ended  September 30, 1998 and for
               the period from September 15, 1998 (Date of
                 Incorporation) to September 30, 1999........................  5

            Statement of Changes in Shareholders' Equity
               For the period from September 15, 1998 (Date of
                 Incorporation) to September 30, 1999........................  6

            Statement of Cash Flows
               For the three months ended September 30, 1999, for the
               three months ended September 30, 1998 and for the period
               from  September  15,  1998  (Date  of
                 Incorporation) To September 30, 1999........................  7

            Notes to the Financial Statements................................  8

   ITEM 2.  Plan of Operations............................................... 11

PART 11     Signatures....................................................... 12

                         PART 1 - FINANCIAL INFORMATION

--------------------------------------------------------------------------------
                                   -----------

                          ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                                   -----------


The accompanying balance sheet of Accord Ventures Inc. (a development stage company) at September 30, 1999 and the statement of operations and statement of cash flow for the three months ended September 30, 1999, for the three months ended September 30, 1998 and for the period from September 15, 1998 (date of incorporation) to September 30, 1999 and the statement of stockholders' equity for the period from September 15, 1998 (date of incorporation) to September 30, 1999 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 1999, are not necessarily indicative of the results that can be expected for the year ending June 30, 2000.

                              ACCORD VENTURES INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                               September 30, 1999

                      (Unaudited - Prepared by Management)

                                                                SEPTEMBER 30,    JUNE 30,
                                                                    1999           1999
                                                                    ----           ----
ASSETS

CURRENT ASSETS

     Bank                                                       $     32           $  3,267

OTHER  ASSETS

     Mineral lease - Note 3                                           --                 --
                                                                --------           --------

                                                                $     32           $  3,267
                                                                ========           ========


LIABILITIES

      Accounts payable - related party                          $  3,000           $  3,000
      Accounts payable and accrued liabilities                       800              3,006
                                                                --------           --------

                                                                   3,800              6,006
                                                                --------           --------
STOCKHOLDERS' EQUITY

     Common stock
           200,000,000 shares authorized, at $0.001 par
           value, 9,680,000 shares issued and outstanding          9,680              9,680

     Capital in excess of par value                               40,070             40,070

     Deficit accumulated during the development stage            (53,518)           (52,489)
                                                                --------           --------

           Total Stockholders' Equity                             (3,768)            (2,739)
                                                                --------           --------

                                                                $     32           $  3,267
                                                                ========           ========


              The accompanying notes are an integral part of these
                        unaudited financial statements.

                              ACCORD VENTURES INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

    For the three months ended September 30, 1999, for the three months ended
            September 30, 1998 and for period from September 15, 1998
                    (Date of Inception) to September 30, 1999

                      (Unaudited - Prepared by Management)

                                                                      FOR THE THREE        FOR THE THREE        FROM INCEPTION
                                                                       MONTHS ENDED        MONTHS ENDED               TO
                                                                      SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,
                                                                           1999                1998                  1999
                                                                           ----                ----                  ----
SALES                                                                 $       --            $       --            $       --
                                                                      ----------            ----------            ----------

GENERAL  AND  ADMINISTRATIVE  EXPENSES:

     Accounting and audit                                                     --                    --                 7,550
     Bank charges and interest                                                22                     8                   219
     Consulting                                                               --                    --                 2,339
     Filing fees - Edgar system                                              424                    --                 2,436
     Geological report                                                        --                   496                 1,655
     Incorporation costs written-off                                          --                   670                   670
     Legal                                                                    --                    --                 2,500
     Mineral lease                                                            --                    --                25,000
     Office expenses                                                         284                    --                 2,425
     Promotion and entertainment                                              --                   500                 2,881
     Transfer agent's fees                                                    --                 1,200                 3,098
     Travel                                                                   --                    --                 2,745
                                                                      ----------            ----------            ----------

NET LOSS                                                              $      730            $    2,874            $   53,518
                                                                      ==========            ==========            ==========


NET LOSS PER COMMON SHARE

     Basic                                                            $   0.0001            $    0.001            $    0.006
                                                                      ==========            ==========            ==========

AVERAGE OUTSTANDING SHARES

     Basic                                                             9,680,000             3,945,833             9,329,659
                                                                      ==========            ==========            ==========

              The accompanying notes are an integral part of these
                        unaudited financial statements.

                              ACCORD VENTURES INC.
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

           For the period from September 15, 1998 (Date of Inception)
                              to September 30, 1999

                      (Unaudited - Prepared by Management)

                                                                                            CAPITAL IN
                                                                 COMMON  STOCK               EXCESS OF     ACCUMULATED
                                                               SHARES       AMOUNT           PAR VALUE       DEFICIT
                                                             ------         ------           ---------       -------
BALANCE SEPTEMBER 15, 1998 (date of inception)                      --    $     --             $   --        $      --

Issuance of common shares for cash at
     $0.0015 - September 21, 1998                            4,500,000        4,500             2,250               --

Issuance of common shares for cash at
     $0.002 - September 22, 1998                             5,000,000        5,000             5,000               --

Issuance of common shares for cash at
     $0.10 - October 1, 1998                                    30,000           30             2,970               --

Issuance of common shares for cash at
     $0.20 - October 15, 1998                                  150,000          150            29,850               --

Net operating loss for the period from
     September 15, 1998 to September 30, 1999                       --           --                --          (53,518)

                                                             ---------    ---------         ---------        ---------
BALANCE SEPTEMBER 30, 1999                                   9,680,000    $   9,680         $  40,070        $ (53,518)
                                                             =========    =========         =========        =========

              The accompanying notes are an integral part of these
                         unaudited financial statements.

                              ACCORD VENTURES INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

    For the three months ended September 30, 1999, for the three months ended
          September 30, 1998 and for the period from September 15, 1998
                   (Date of Inception) to September 30, 1999

                      (Unaudited - Prepared by Management)

                                                                FOR THE THREE       FOR THE THREE     FROM INCEPTION
                                                                MONTHS ENDED         MONTHS ENDED            TO
                                                                SEPTEMBER 30,        SEPTEMBER 30,     SEPTEMBER 30,
                                                                    1999                 1998               1999
                                                                    ----                 ----              ----
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss                                                    $   (730)             $ (2,874)         $(53,518)

     Adjustments  to  reconcile  net  loss to net  cash
          provided  by  operating    activities:

          Increase in accounts payable -  related party                --                    --             3,000
          Increase in accounts payable                             (2,505)                   --               800
                                                                 --------              --------          --------

               Net Cash from Operations                            (3,235)               (2,874)          (49,718)
                                                                 --------              --------          --------

CASH FLOWS FROM INVESTING
     ACTIVITIES:

     Mineral lease                                                     --                    --
                                                                 --------              --------          --------

CASH FLOWS FROM FINANCING
     ACTIVITIES:

     Proceeds from issuance of common stock                            --                17,900            49,750
                                                                 --------              --------          --------

     Net Increase in Cash                                          (3,235)                   32

     Cash at Beginning of Period                                    3,267                    --                --
                                                                 --------              --------          --------

     CASH AT END OF PERIOD                                       $     32              $ 15,026          $     32
                                                                 ========              ========          ========


              The accompanying notes are an integral part of these
                        unaudited financial statements.

                              ACCORD VENTURES INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1999

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

         Since its inception the Company has completed three Regulation D offerings of 5,180,000 shares of its capital stock.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Methods

         The Company recognizes income and expenses based on the accrual method of accounting.

         Dividend Policy

         The Company has not yet adopted a policy regarding payment of dividends.

         Income Taxes

         On September 30, 1999, the Company had a net loss carry forward of $53,518. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire in 2019.

         Loss per Share

         Loss per share amounts are computed based on the weighted average number of shares actually outstanding using the treasury stock method in accordance with FABS Statement No. 128.

                              ACCORD VENTURES INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1999

                      (Unaudited - Prepared by Management)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         Cash and Cash Equivalents

         The Company considers all highly liquid instruments purchased with a maturity, at the time of purchase, of less than three months, to be cash equivalents.

         Amortization of Capitalized Mining Claim Costs

         Costs of acquisition, exploration, carrying, and retaining unproven properties are expensed as incurred. Costs incurred in proving and developing a property ready for production are capitalized and amortized over the life of the mineral deposit or over a shorter period if the property is shown to have an impairment in value. Expenditures for mine equipment are capitalized and depreciated over their useful lives.

         Environmental Requirements

         At the report date environmental requirements related to the mineral claims acquired (note 3) are unknown and therefore an estimate of any future costs cannot be made.

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

                              ACCORD VENTURES INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1999

                      (Unaudited - Prepared by Management)


3.       PURCHASE OF A MINERAL LEASE

         The Company acquired a 16 unit metric lease for $25,000, located in Semple Township in the Porcupine Mining District of Ontario, Canada.

         The claims have not been proven to have a commercially minable ore reserve and therefore all costs for exploration and retaining the properties have been expensed.

         The claims may be retained by the Company only upon a yearly payment, or an equal amount of assessment work, of $6,400cn which is due starting September 24, 2000. The payment for September 24, 1999 has been paid.

4.       RELATED PARTY TRANSACTIONS

         Related parties acquired 47% of the common shares issued for cash.

         A related party has loaned the Company $3,000. The amount does not carry a due date or interest.

5.       GOING CONCERN

         The Company will need additional working capital to be successful in its planned activity and therefore continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

--------------------------------------------------------------------------------

                           ITEM 2. PLAN OF OPERATIONS

--------------------------------------------------------------------------------


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

                                                  ACCORD VENTURES INC.
                                                          (Registrant)

    October 7, 1999                     /s/     "Allan Wilson"
-----------------------                 ----------------------------------
        Date                              Allan Wilson - President and Director

    October 7, 1999                     /s/    "David Zosiak"
-----------------------                 ----------------------------------
        Date                              David Zosiak - Secretary Treasurer and
                                                                 Director