Form 10QSB
period 1999-12-31
ACCORD VENTURES INC
filed 2000-02-22
CIK 1071832

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999
                              -------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File number           0-25493
                       ----------------------------

                              ACCORD VENTURES INC.
                      -------------------------------------
               (Exact name of registrant as specified in charter)

                  Nevada                               98-019-9141
-------------------------------                        -----------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

     Suite 1 - 1224 Avenue Road
      Toronto, Ontario, Canada                                      M5N 2G6
------------------------------------                                ---------
(Address of principal executive offices)                            (Zip Code)

                                1 - 416-703-5888
                   ------------------------------------------
               Registrant's telephone number, including area code

      ---------------------------------------------------------------------
      (Former name, address, and fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and ( ) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

              Class                        Outstanding as of December 31, 1999
    ------------------------------         -----------------------------------
    Common Stock, $0.001 per share                   9,680,000

                                      INDEX

                                                                           Page
PART 1.                                                                   Number
                                                                          ------

     ITEM 1. Financial Statements (unaudited)...............................   3

             Balance Sheet as at December 31, 1999..........................   4

             Statement of Operations
                For the three months ended  December 32, 1999, for
                the three months  ended  December 31, 1998 and for
                the period from September 15, 1998 (Date of
                         Incorporation) to December 31, 1999................   5

             Statement of Changes in Shareholders' Equity
                For the period from September 15, 1998 (Date of
                        Incorporation) to December 31, 1999.................   6

             Statement of Cash Flows
                For the three months ended December 31, 1999, for the
                three months ended September 30, 1998 and for the period
                from September 15, 1998 (Date of Incorporation)
                      To December 31, 1999..................................   7

             Notes to the Financial Statements..............................   8

     ITEM 2. Plan of Operations.............................................  12


PART 11      Signatures.....................................................  13

                         PART 1 - FINANCIAL INFORMATION
     ----------------------------------------------------------------------
                                   ----------

                          ITEM 1. FINANCIAL STATEMENTS
     ----------------------------------------------------------------------
                                   ----------

The accompanying balance sheet of Accord Ventures Inc. (a development stage company) at December 31, 1999 and the statement of operations and statement of cash flow for the three months ended December 31, 1999, for the three months ended December 31, 1998 and for the period from September 15, 1998 (date of incorporation) to December 31, 1999 and the statement of stockholders' equity for the period from September 15, 1998 (date of incorporation) to December 31, 1999 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended December 31, 1999, are not necessarily indicative of the results that can be expected for the year ending June 30, 2000.

                              ACCORD VENTURES INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                December 31, 1999

                      (Unaudited - Prepared by Management)

                                                                        SEPTEMBER 30,          DECEMBER 31,
                                                                            1999                   1999
                                                                        -------------          ------------
   ASSETS

   CURRENT ASSETS

        Bank                                                               $     32              $      7

   OTHER  ASSETS

        Mineral lease - Note 3

                                                                           $     32              $      7
                                                                           ========              ========

   LIABILITIES

         Accounts payable - related party                                  $  3,000              $  3,000
         Accounts payable and accrued liabilities                               800                  1586
                                                                           --------              --------

                                                                              3,800                  4586
                                                                           --------              --------

   STOCKHOLDERS' EQUITY

        Common stock
              200,000,000 shares authorized, at $0.001 par
              value, 9,680,000 shares issued and outstanding                  9,680                 9,680

        Capital in excess of par value                                       40,070                40,070

        Deficit accumulated during the development stage                    (53,518)              (54,329)
                                                                           --------              --------

              Total Stockholders' Equity                                     (3,768)               (4,579)
                                                                           --------              --------

                                                                           $     32              $      7
                                                                           ========              ========


         The accompanying notes are an integral part of these unaudited financial statements.

                              ACCORD VENTURES INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

    For the three months ended December 31, 1999, for the three months ended
                      December 31, 1998 and for period from
           September 15, 1998 (Date of Inception) to December 31, 1999

                      (Unaudited - Prepared by Management)

                                                                      FOR THE THREE        FOR THE THREE     FROM INCEPTION
                                                                       MONTHS ENDED        MONTHS ENDED            TO
                                                                       DECEMBER 31,        DECEMBER 31,       DECEMBER 31,
                                                                           1999                1998               1999
                                                                           ----                ----               ----
SALES                                                                   $       --          $       --         $       --
                                                                        ----------          ----------         ----------

GENERAL  AND  ADMINISTRATIVE  EXPENSES:

     Accounting and audit                                                       --                  --              7,550
     Bank charges and interest                                                  25                  --                244
     Consulting                                                                300                  --              2,639
     Filing fees - Edgar system                                                204                  --              2,640
     Geological report                                                          --                  --              1,655
     Incorporation costs written-off                                            --                  --                670
     Mineral lease                                                              --                  --             25,000
     Office expenses                                                           282                  --              2,707
     Promotion and entertainment                                                --                  --              2,881
     Transfer agent's fees                                                      --                  --              3,098
     Travel                                                                     --                  --              2,745
                                                                        ----------          ----------         ----------

NET LOSS                                                                $      786          $                  $   54.329
                                                                        ==========          ==========         ==========


NET LOSS PER COMMON SHARE

     Basic                                                              $   0.0001          $       --         $    0.005
                                                                        ==========          ==========         ==========


AVERAGE OUTSTANDING SHARES

     Basic                                                               9,680,000           3,945,833          9,329,659
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

                              ACCORD VENTURES INC.
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

           For the period from September 15, 1998 (Date of Inception)
                              to December 31, 1999

                      (Unaudited - Prepared by Management)

                                                                                                 CAPITAL IN
                                                                    COMMON STOCK                  EXCESS OF         ACCUMULATED
                                                                 SHARES         AMOUNT            PAR VALUE           DEFICIT
                                                                --------       --------         ------------       -------------
BALANCE SEPTEMBER 15, 1998 (date of inception)                        --       $      --          $      --                 --

Issuance of common shares for cash at
     $0.0015 - September 21, 1998                              4,500,000           4,500              2,250                 --

Issuance of common shares for cash at
     $0.002 - September 22, 1998                               5,000,000           5,000              5,000                 --

Issuance of common shares for cash at
     $0.10 - October 1, 1998                                      30,000              30              2,970                 --

Issuance of common shares for cash at
     $0.20 - October 15, 1998                                    150,000             150             29,850                 --

Net operating loss for the period from
     September 15, 1998 to September 30, 1999                         --              --                 --            (54,329)
                                                               ---------       ---------          ---------          ---------

BALANCE DECEMBER 31, 1999                                      9,680,000       $   9,680          $  40,070          $ (54,329)
                                                               =========       =========          =========          =========




         The accompanying notes are an integral part of these unaudited financial statements.

                              ACCORD VENTURES INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

    For the three months ended December 31, 1999, for the three months ended
                    December 31, 1998 and for the period from September 15, 1998 (Date of Inception) to December 31, 1999

                      (Unaudited - Prepared by Management)

                                                              FOR THE THREE      FOR THE THREE     FROM INCEPTION
                                                              MONTHS ENDED       MONTHS ENDED            TO
                                                              DECEMBER 31,       DECEMBER 31,       DECEMBER 31,

                                                                  1999               1998               1999
                                                                  ----               ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                   $   (786)                             $(54,329)

     Adjustments to reconcile net loss to net cash
          Provided by operating activities:

          Increase in accounts payable -  related party               --                 --              3,000
          Increase in accounts payable                            (3,235)                --              1,586
                                                                --------           --------           --------

               Net Cash from Operations                           (4,021)                              (49,743)
                                                                --------                              --------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Mineral lease                                                    --                 --                 --
                                                                --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds from issuance of common stock                          --                                49,750
                                                                --------                              --------

     Net Increase in Cash                                         (4,021)                                   25

     Cash at Beginning of Period                                      32                 --                 --
                                                                --------           --------           --------

     CASH AT END OF PERIOD                                      $      7                              $      7
                                                                ========                              ========


         The accompanying notes are an integral part of these unaudited financial statements.

                              ACCORD VENTURES INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999

                      (Unaudited - Prepared by Management)

1.   ORGANIZATION

     The Company was incorporated under the laws of the State of Nevada on September 15, 1998 with authorized common shares of 200,000,000 shares at $0.001 par value.

     The Company was organized for the purpose of acquiring and developing mineral properties.

     The Company is in the development stage.

     Since its inception the Company has completed three offerings of for a total of 5,180,000 shares of its capital stock, exempt from the registration requirements of the Securities Act of 1933 in accordance with Regulation D promulgated thereunder.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Accounting Methods

     The Company recognizes income and expenses based on the accrual method of accounting.

     Dividend Policy

     The Company has not yet adopted a policy regarding payment of dividends.

     Income Taxes

     On December 31, 1999, the Company had a net loss carry forward of $54,329. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire in 2019.

     Loss per Share

     Loss per share amounts are computed based on the weighted average number of shares actually outstanding using the treasury stock method in accordance with FABS Statement No. 128.

                              ACCORD VENTURES INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999

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

                                December 31, 1999

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

     The Company is in the process of transferring the mining property to certain shareholders in consideration of the cancellation of 4,500,000 shares of common stock.

4.   RELATED PARTY TRANSACTIONS

     Related parties acquired 47% of the common shares issued for cash.

     A related party has loaned the Company $3,000. The amount does not carry a due date or interest.

     On November 30, 1999, the Company signed a letter of intent with CompSports USA, Inc. ("CompSports") for the acquisition of all the outstanding shares of CompSports in consideration of the issuance of 7,770,000 shares of common stock of the Company pursuant to a tax-free reorganization (the "Reorganization").

     On December 20, 1999, a potential investor of CompSports loaned CompSports $100,000 with an option to convert the loan to equity of the Company upon the closing of the Reorganization. The conversion rate was to be based upon a share price of $1.25, approximately a 25% discount to the average bid price for the 10 days preceeding the loan.

     On January 7, 2000, a potential investor of CompSports loaned CompSports $30,000 with an option to convert the loan to equity of the Company upon the closing of the Reorganization. The conversion rate was to be based upon a share price of $1.25, approximately a 25% discount to the average bid price for the 10 days preceeding the loan.

     On January 21, 2000, a potential investor of CompSports loaned CompSports $30,000 with an option to convert the loan to equity of the Company upon the closing of the Reorganization. The conversion rate was to be based upon a share price of $1.25, approximately a 25% discount to the average bid price for the 10 days preceeding the loan.

     On February 4, 2000, a potential investor of CompSports loaned CompSports $262,500 with an option to convert the loan to equity of the Company upon the closing of the Reorganization. The conversion rate was to be based upon a share price of $1.75, approximately a 25% discount to the average bid price for the 10 days preceeding the loan.

     The conversion of these loans will increase the outstanding shares of the Company by an additional 278,000 shares beyond the 7,770,000 issuable to the shareholders of CompSports in the Reorganization pursuant to the terms of the letter of intent.

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

     ----------------------------------------------------------------------

                           ITEM 2. PLAN OF OPERATIONS

     ----------------------------------------------------------------------

Prior to November 1999, the Company's management planned to concentrate its efforts on the Semple Township property in Timmins, Ontario during 1999. It was the intention of management to investigate other mineral properties in the future but no effort has been made to date to identify or to negotiate the terms for acquiring additional mineral properties.

On November 30, 1999, the Company announced it had signed a letter of intent to acquire CompSports USA, Inc., LaJolla, California, in consideration of the issuance of 7,770,000 shares of common stock of the Company in a tax-free reorganization (the "Reorganization"). Upon closing, Accord Ventures will have a total of 12,950,000 shares outstanding. An additional 278,000 shares are reserved for issuance upon conversion of $422,500 of convertible notes issued by CompSports. This transaction was closed on February 9, 2000. The former shareholders of CompSports own an aggregate of 60% of the common stock of the Company. Effective February 9, 2000, Allen Wilson, David Zosiak, and Paul Berry resigned as officers and directors of the Company and Troy B. Davis, Peter Johnson, and Gene Klawetter of CompSports were elected as their replacements. Mr. Davis was appointed CEO of the Company.

As a part of the transaction, the former officers and directors of the Company agreed to cancel common stock held by them in the amount of 4,500,000 shares in consideration of the transfer of all ownership rights to the Semple Township property in Timmins, Ontario.

CompSports   is  the   exclusive   world-wide   licensee  of  a   break-through,
technology-based e-commerce platform that for home-based interactive games.

The Company will be introducing an online golf club that offers online PGA-type tournaments to its members. Under this new format, golf enthusiasts from around the world will participate in scheduled events that simulate live competitions in every detail, including cash pay-outs and merchandise prizes.

The Company expects to launch a North American tournament as the first scheduled event slated to commence in July/August 2000.

Liquidity and Capital Resources

Continuation of the Company as a going concern is dependent upon obtaining additional working capital either from advances from its officers and/or directors, bank financing or by way of an issuance of its capital stock. Until financing has been arranged it is the intention of the directors and officers of the Company to pay for future expenses of the Company with the proceeds of short-term loans. The Company is also planning an initial round of financing.

Results of Operations

The Company has had no significant operations during this reporting period.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ACCORD VENTURES INC.
                                              (Registrant)



       February 18, 2000               /s/     "Troy B. Davis"
-----------------------------          -----------------------------------------
                                       Troy B. Davis, Chief Executive Officer,
                                       Principal Financial Officer, and Director