Form 10QSB
period 2000-03-31
ACCORD VENTURES INC
filed 2000-07-03
CIK 1071832

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                               -------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File number   0-25493
                         ----------------------------

                          VIRTUAL WORLD OF SPORTS, INC.
                      -------------------------------------
               (Exact name of registrant as specified in charter)

     Nevada                          98-019-9141
-------------------------------      -----------
 (State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)

7660 Fay Avenue
San Diego, CA                                   90237
----------------------------------------       ---------
(Address of principal executive offices)       (Zip Code)

                                  858-756-6935
               --------------------------------------------------
               Registrant's telephone number, including area code

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                Class               Outstanding as of March 31, 2000
 -------------------------------   -----------------------------------

Common Stock, $0.001 per share: 13,255,800

INDEX

                                                                            Page
PART 1.                                                                   Number
                                                                          ------
ITEM 1. Financial Statements (unaudited).....................................  3

    Balance Sheet as at March 31, 2000.......................................  4

    Statements of Operations

    For the quarter ended March 31, 2000, and for
    the period October 29, 1999 (Date of Inception) through
    March 31, 2000...........................................................  5

    Statements of Changes in Stockholders' Equity

    For the period from October 29, 1999 (Date of
    Inception) through March 31, 2000........................................  6

    Statements of Cash Flows

    For the quarter ended March 31, 2000, and for
    the period October 29, 1999 (Date of Inception) through
    March 31, 2000...........................................................  7

    Notes to the Financial Statements........................................  8

ITEM 2. Plan of Operations................................................... 14


PART II  Signatures.......................................................... 15

     PART 1 - FINANCIAL INFORMATION
     ----------------------------------------------------------------------

     ITEM 1. FINANCIAL STATEMENTS
     ----------------------------------------------------------------------

The accompanying balance sheet of Virtual World of Sports, Inc. (a development stage company) at March 31, 2000 and the statements of operations and statements of cash flow for the quarter ended March 31, 2000, and for the period from October 29, 1999 (Date of Inception) through March 31, 2000 and the statements of stockholders' equity for the period from October 29, 1999 (Date of Inception) through March 31, 2000 have been prepared by the Company's management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments (other than those relating to the Reorganization) are of a normal recurring nature.

Operating results for the quarter ended March 31, 2000, are not necessarily indicative of the results that can be expected for the year ending June 30, 2000.

                          VIRTUAL WORLD OF SPORTS, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 March 31, 2000

                      (Unaudited - Prepared by Management)

                                                                        MARCH 31, 2000
                                                                       ------------------
                                     ASSETS

CURRENT ASSETS

     Cash                                                                          16,292
     Stockholder advances                                              $            6,031
                                                                       ------------------
                                                                                   22,323

Property and equipment, net                                                        28,218

Deferred tax asset, net of valuation allowance                                         --
                                                                       ------------------

                                                                       $           50,541
                                                                       ==================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

     Accounts payable and accrued liabilities                          $           85,710
     Royalty payable to related party                                              77,239
     Notes payable                                                                200,000
                                                                       ------------------
                                                                                  362,949

Commitments and Contingencies

STOCKHOLDERS' DEFICIT

     Common stock, $.001 par value; 20,000,000 shares
       authorized; 13,255,800 shares
       issued and outstanding                                                      13,256
     Additional paid-in capital                                                   389,324
     Deficit accumulated during development stage                                (714,988)
                                                                       ------------------
                                                                                 (312,408)
                                                                       ------------------

                                                                       $           50,541
                                                                       ==================

                            STATEMENTS OF OPERATIONS

            For the quarter ended March 31, 2000, and for period from October 29, 1999 (Date of Inception) through March 31, 2000

                      (Unaudited - Prepared by Management)

                                                                                         OCTOBER 29, 1999
                                                                                            (INCEPTION)
                                                                      QUARTER ENDED        THROUGH MARCH
                                                                     MARCH 31, 2000          31, 2000
                                                                    ---------------      ----------------
REVENUES                                                            $            --      $             --

OPERATING COSTS AND EXPENSES
     Royalties expense to related party                                     350,000               580,000
     Other                                                                  131,542               134,988
                                                                    ---------------      ----------------
                                                                            481,542               714,988
                                                                    ---------------      ----------------

LOSS FROM OPERATIONS                                                       (481,542)             (714,988)

INCOME TAXES
     Income tax benefit                                                     142,000               221,000
     Less valuation allowance                                              (142,000)             (221,000)
                                                                    ---------------      ----------------

NET LOSS                                                            $      (481,542)     $       (714,988)
                                                                    ===============      ================

LOSS PER SHARE - BASIC AND DILUTED                                  $         (0.04)     $          (0.06)
                                                                    ===============      ================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                     13,037,751            13,083,980
                                                                    ===============      ================

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

            For the period from October 29, 1999 (Date of Inception)
                             through March 31, 2000

                      (Unaudited - Prepared by Management)



                                                                                                       Deficit
                                                          Common Stock              Additional    Accumulated During        Total
                                               ---------------------------------     Paid-In         Development       Stockholders'
                                                  Shares                Amount       Capital           Stage               Deficit
                                               -----------           -----------   ------------  -------------------- --------------
BALANCE - OCTOBER 29, 1999 (INCEPTION)                  --          $        --      $       --      $       --          $      --
Common stock issued in formation for cash at par    77,700                   78               2              --                 80
Common stock issued for cash at $1.25
  per share, net of issuance costs of $10,000       88,000                   88          99,912              --            100,000
Net loss                                                --                   --             --         (233,446)          (233,446)
                                               -----------           -----------    -----------      ----------          ---------
BALANCE - DECEMBER 31, 1999                        165,700                  166          99,914        (233,446)          (133,366)
Common stock issued in connection with
  reorganization                                12,872,300               12,872         (12,872)             --                 --
Common stock issued for cash at $1.25
  per share, net of issuance costs of $6,000        52,800                   53          59,947              --             60,000
Common stock issued for cash at $1.75
  per share, net of issuance costs or $46,250      165,000                  165         242,335              --            242,500
Net loss                                                --                   --              --        (481,542)          (481,542)
                                               -----------           -----------    -----------      ----------          ---------

BALANCE - MARCH 31, 2000                       13,255,800            $    13,256    $   389,324      $ (714,988)         $(312,408)
                                               ===========           ===========    ===========      ==========          =========

                            STATEMENTS OF CASH FLOWS

          For the quarter ended March 31, 2000, for the quarter ended
                       March 31, 1999 and for period from
           October 29, 1999 (Date of Inception) through March 31, 2000

                      (Unaudited - Prepared by Management)

                                                                                         OCTOBER 29, 1999
                                                                                            (INCEPTION)
                                                                 QUARTER ENDED                THROUGH
                                                                MARCH 31, 2000             MARCH 31, 2000
                                                              ------------------         ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                     $         (481,542)         $      (714,988)
Adjustments to reconcile net loss to net cash used in
     Depreciation expense                                                   694                      694
     Changes in operating assets and liabilities:
         Stockholder advances                                            (6,031)                  (6,031)
         Accounts payable and accrued liabilities                        82,264                   85,710
         Royalties payable to related party                             (52,761)                  77,239
                                                              ------------------         ------------------
NET CASH USED IN OPERATING ACTIVITIES                                  (457,376)                (557,376)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment                                   (28,912)                 (28,912)
                                                              ------------------         ------------------
NET CASH USED IN INVESTING ACTIVITIES                                   (28,912)                 (28,912)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net                                           302,500                  402,580
Notes payable                                                           200,000                  200,000
                                                              ------------------         ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               502,500                  602,580
                                                              ------------------         ------------------

NET INCREASE IN CASH                                                     16,212                   16,292

CASH - beginning of period                                                   80                       --
                                                              ------------------         ------------------

CASH - end of period                                          $          16,292          $        16,292
                                                              ==================         ==================


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Issuance of common stock in connection with reorganization    $          12,872          $        12,872
                                                              ==================         ==================

                          VIRTUAL WORLD OF SPORTS, INC.
                         (FORMERLY COMPSPORTS USA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

--------------------------------------------------------------------------------

1. NATURE OF BUSINESS AND REORGANIZATION

Compsports USA, Inc. (the "Company") was incorporated in the State of Nevada on October 29, 1999 ("inception") and has elected a June 30 fiscal year end. The Company is in the development and enhancement stage of becoming an operator of on-line golf and other sports games on the Internet.

The Company is classified as a development stage enterprise under accounting principles generally accepted in the United States ("GAAP"), and has not commenced its planned principal operations to generate revenues.

REORGANIZATION

On February 3, 2000, Accord Ventures, Inc. a Nevada corporation ("ACVN"), and the Company entered into an Agreement and Plan of Reorganization (the "Plan") structured to result in ACVN's acquisition of all of the outstanding shares of the Company's common stock (the "Reorganization"). The Reorganization was intended to qualify as a tax-free transaction under Section 368 (a)(1)(B) of the 1986 Internal Revenue Code, as amended. Under the Plan's terms, the Company's former stockholders (1) received 100 shares of ACVN common stock for each one share of the Company and (2) acquired approximately 60% of the outstanding common stock of ACVN. In connection with the Reorganization, ACVN redeemed 4.5 million shares of common stock owned by its officers and directors in exchange for certain mineral lease rights.

On March 15, 2000, the Company completed the Reorganization by entering into a reverse merger through a tax-free reorganization with ACVN, a publicly traded "shell" company, whereby all of the Company's outstanding common stock was acquired by ACVN. The Company was previously a privately held company, with no public market for its stock.

Management has accounted for the Reorganization as a capital stock transaction (as opposed to a "business combination," as that term is otherwise defined by GAAP). Accordingly, the Reorganization has been reported as a recapitalization of the Company, which is considered the acquirer for accounting purposes (a reverse acquisition). Through its former stockholders, the Company is deemed the acquirer for accounting purposes because of (a) its majority ownership of ACVN,
(b) its representation on ACVN's board of directors, and (c) executive management positions held by former officers of Compsports USA, Inc., the predecessor entity.

There are certain restrictions on the sale or other transfer of the Company's common stock issued under the Plan. Such stock, generally referred to as "Rule 144 stock," was not registered under the Securities Act of 1933, as amended (the "Act"), in reliance upon

--------------------------------------------------------------------------------

                          VIRTUAL WORLD OF SPORTS, INC.
                         (FORMERLY COMPSPORTS USA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

--------------------------------------------------------------------------------

1. NATURE OF BUSINESS AND REORGANIZATION (continued)

REORGANIZATION (continued)

an exemption from its registration requirements. Each exchanging stockholder agreed to (1) acquire such stock for his/her own account, and (2) hold the stock for investment purposes only. In addition, the stock certificates must contain a legend documenting these restrictions, and the legend requires the stockholder to obtain a legal opinion that any proposed sale is exempt from registration under the Act.

ACVN was incorporated in September 1999 and was a development stage entity on March 15, 2000. ACVN had immaterial assets and liabilities as of March 15, 2000, and has not earned any revenues since inception.

As of June 27, 2000, the former stockholders of the Company owned approximately 60% of the 12.95 million post-Reorganization shares of ACVN's outstanding common stock. Such shares are restricted securities under Federal law; except for any stockholders who are deemed to be statutory underwriters, such shares will begin to become available for sale (under certain conditions, and subject to statutory limitations) after March 15, 2001.

The historical accumulated deficit of the Company has been carried forward to the post-acquisition period; no goodwill has been recorded. Reorganization transaction costs such as legal fees have been expensed as incurred.

Because the accompanying unaudited March 31, 2000 balance sheet is subsequent to the Reorganization's closing date and the results of ACVN's operations are immaterial to the Company's financial statements, pro forma financial information as if the Reorganization had occurred on January 1, 2000 has not been presented.

On March 15, 2000, the Company changed its name to Virtual World of Sports, Inc. The Company's common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers under the symbol "VWOS."

REGULATORY MATTERS

The Company has engaged legal counsel to determine whether its on-line sports games could be considered gaming activities. Neither a gaming commission nor any other regulatory agency has made a determination as to the classification of the Company's activities. The Company's viability is dependent upon its non-gaming classification. Management considers its games to be games of skill and not subject to casino type gambling regulations.

--------------------------------------------------------------------------------

                          VIRTUAL WORLD OF SPORTS, INC.
                         (FORMERLY COMPSPORTS USA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

--------------------------------------------------------------------------------

1. NATURE OF BUSINESS AND REORGANIZATION (continued)

MARCH 31, 2000 BASIS OF PRESENTATION

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position at March 31, 2000 and the results of operations for the quarter then ended have been included, and all such adjustments (other than those relating to the Reorganization) are of a normal recurring nature. The results of operations for the quarter ended March 31, 2000 are not necessarily indicative of the operating results that can be expected for the year ending June 31, 2000.

DIVIDENDS

In the first quarter of 2000, the Company's Board of Directors approved a resolution to pay dividends equal to 33% of net income.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company's financial statements. Such financial statements and accompanying notes are the representations of Company management, who is responsible for their integrity and objectivity. These accounting policies conform to GAAP in all material respects, and have been consistently applied in preparing the accompanying financial statements.

USE OF ESTIMATES

Management uses estimates and assumptions in preparing financial statements in accordance with GAAP. Such estimates and assumptions affect the reported amounts of certain assets and liabilities, disclosures relating to any contingent assets and liabilities, and reported amounts of certain expenses. Actual results could materially differ from the estimates used to prepare the accompanying financial statements in the near term.

INCOME TAXES

Using the liability method required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the estimated tax effects of temporary differences between financial and income tax reporting are recorded in the period in which the events occur. Such differences between the financial and tax bases of assets and liabilities result in future tax deductions or taxable income.

--------------------------------------------------------------------------------

                          VIRTUAL WORLD OF SPORTS, INC.
                         (FORMERLY COMPSPORTS USA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

LOSS PER SHARE

Loss per common and common equivalent share is based on the weighted average number of shares of common stock and potential common stock outstanding during the period in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

3. COMMON STOCK

As of June 27, 2000, all of the Company's former stockholders had executed the agreement to exchange their Company shares for ACVN stock in connection with the Reorganization described in Note 1. Thus, although such ACVN shares had not been issued by the transfer agent as of March 31, 2000, such stock has been reported as issued and outstanding common stock in the accompanying unaudited March 31, 2000 balance sheet.

4. ROYALTY AGREEMENT

In November 1999, the Company entered into an exclusive worldwide licensing agreement with Compsports PTY LTD, an Australian corporation, owned by a Company officer who is also the Company's majority stockholder, for the Company's gaming technology. The Company is required to pay royalties amounting to 3.5% of all net revenues derived from the licensed technology with minimum royalties of $230,000 for 1999 and $350,000 per quarter thereafter, calculated on a calendar quarterly basis until October 2024.

Under the licensing agreement, Compsports PTY LTD is required to provide all maintenance, service, and operational support for running the Company's computer network, which includes the costs of maintaining adequate staff in the United States. During the quarter ended March 31, 2000, the Company incurred and paid costs on behalf of Compsports PTY LTD, $180,761 to maintain staff in the United States. Such amount has been netted against royalty payable in the accompanying March 31, 2000 balance sheet.

The gaming technology licensed under this agreement has not been patented.

Because Compsports PTY LTD and the Company have commonality of ownership and are under common management control, reported operating results and/or the reported financial position of the Company could significantly differ from what would have been obtained if such entities were autonomous.

--------------------------------------------------------------------------------
                                       11

                          VIRTUAL WORLD OF SPORTS, INC.
                         (FORMERLY COMPSPORTS USA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

--------------------------------------------------------------------------------

5. INCOME TAXES

At March 31, 2000, the Company had a deferred tax asset of approximately $221,000. The Company recorded a 100% valuation allowance against this deferred tax asset resulting in no net effect in the accompanying financial statements. This deferred tax asset arose primarily from (a) the use of accrual basis accounting for financial reporting purposes and cash basis accounting for income tax reporting purposes and (b) NOL carryforwards.

6. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. For the period from October 29, 1999 (inception) through March 31, 2000, the Company incurred losses of approximately $715,000 and had negative cash flow from operations.

Such factors indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability of assets that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient revenue and related cash flow to meet its obligations on a timely basis and/or to obtain additional financing as may be required, and ultimately to attain profitability. The Company is presently pursuing additional equity financing and is in discussions with potential investors.

7. NOTES PAYABLE

In March 2000, the Company issued an unsecured note payable to a stockholder for $200,000. Principal and interest at 10% per annum is due on October 15, 2000.

In June 2000, the Company issued an unsecured note payable to a stockholder for $145,000. Principal and interest at 10% per annum is due December 25, 2000.

--------------------------------------------------------------------------------
                                       12

                          VIRTUAL WORLD OF SPORTS, INC.
                         (FORMERLY COMPSPORTS USA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

--------------------------------------------------------------------------------

8. PRIVATE OFFERING OF COMMON STOCK

In February 2000, the Company issued a private placement memorandum ("PPM") offering a maximum of 2,375,000 shares of restricted common stock at $4.00 per share. If such offering had been fully subscribed, the Company would have received net 8. proceeds of $8,600,000 (after estimated issuance costs of $900,000). The PPM provided that gross proceeds of at least $2,000,000 must be received before any funds could be released (from an escrow account managed b legal counsel) for the Company's use.

The Company received a total of approximately $200,000 from the above offering. Because of the investor's willingness to accept the increased risks associated with an investment in the Company under these circumstances, such investors and the Company executed amended subscription agreements in April 2000. These agreements resulted in the issuance of 88,890 shares of common stock at a price of $2.25 per share (a 25% discount from the then current market price of the Company's common stock).

9. SUBSEQUENT EVENTS

SPONSORSHIP AGREEMENT

In April 2000, the Company entered into a sponsorship agreement (the "Agreement") in which it acquired the title sponsorship rights to the Australian Ladies Masters Golf Tournament (the "Tournament") for the years 2001-2003. The agreement stipulates that the Company establish three irrevocable stand-by letters of credit in the total amount of $5,400,000. Payments are due beginning September 2000 and continuing until February 2003. The Company also has an option to extend the Agreement for an additional three years at a total cost of $6,300,000. This agreement is governed by the laws of Queensland, Australia.

The Company has not obtained the required letters of credit as of June 27, 2000, and is currently in negotiations with the Tournament regarding the payment under the letters of credit.

ISSUANCE OF COMMON STOCK

On May 2, 2000, the Company issued 250,000 shares of its common stock in exchange for consulting services. On this date, the market price of the Company's common stock as quoted on the OTC Bulletin Board was $2.50.

DIVIDENDS

In the first quarter of 2000, the Company's Board of Directors approved a resolution to pay dividends equal to 33% of net income.

STOCK OPTION PLAN

Effective February 15, 2000, the Company adopted a compensatory stock option plan (the "Plan") which permits the issuance of nonstatutory stock options for a maximum of 15 million shares. Such options are not intended to qualify as "incentive stock options" as defined by the Internal Revenue Code. The exercise price of such stock options shall be determined by the Company; and the options will vest over a maximum period of three years. As of June 27, 2000, the Company had not granted any options under the Plan, which expires in February 2003.


--------------------------------------------------------------------------------
                                       13

  ----------------------------------------------------------------------

       ITEM 2. PLAN OF OPERATIONS

  ----------------------------------------------------------------------

Prior to November 1999, the Company's management planned to develop mineral properties, including a mining property in Semple Township, Timmons, Ontario, Canada owned by the Company (the "Semple Property").

On November 30, 1999, the Company entered into a letter of intent to acquire CompSports USA, Inc. ("CompSports"), in LaJolla, California, in consideration of the issuance of 7,770,000 shares of common stock of the Company in a tax-free reorganization (the "Reorganization"). The Reorganization was completed on March 15, 2000. As a result of the Reorganization, the former shareholders of CompSports own an aggregate of approximately 60% of the common stock of the Company. Effective February 9, 2000, Allen Wilson, David Zosiak, and Paul Berry resigned as officers and directors of the Company and Troy B. Davis, Peter Johnson, and Gene Klawetter of CompSports were elected as their replacements. Mr. Davis was appointed CEO of the Company at the same time. In May 2000, Mr. Klawetter resigned as a member of the Board of Directors of the Company.

As a part of the Reorganization, the former officers and directors of the Company agreed to the cancellation of 4,500,000 shares of common stock of the Company held by them in consideration of the transfer to them of all ownership rights to the Semple Property.

The Company's current plan of business is to continue the development of a technology-based, e-commerce platform for home-based interactive games that was being developed by CompSports under license from CompSports Pty, an Australian company owned by affiliates of the Company (the "Licensee").

The Company has the rights to introduce an on-line golf membership club in North America that will offer online golf tournaments to its members in a format similar to golf tournaments sponsored by professional golf associations such as the Professional Golf Association. Under this on-line format, participants will play in scheduled on-line golf events that simulate live golf tournaments.

The Company expects to launch a North American tournament as the first scheduled event slated to commence in the fourth quarter of calendar year 2000.

Liquidity and Capital Resources

Continuation of the Company's business as a going concern is dependent upon obtaining additional capital. The Company intends to obtain additional capital through a private placement of its common stock. Until financing has been arranged it is the intention of the Company to pay for its expenses of the Company from the proceeds of short-term loans.

Results of Operations

The Company has had no significant operations during this reporting period; its activities have been limited to on-going development of the business model for its anticipated on-line golf tournaments.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            VIRTUAL WORLD OF SPORTS, INC.
                                           (Registrant)



June 30, 2000                   /s/  "Troy B. Davis"
-----------------------------   -----------------------------------------
                                Troy B. Davis, Chief Executive Officer,
                                Principal Financial Officer, and Director